Form 10-K
period 2004-06-30
PHEAA STUDENT LOAN TRUST I
filed 2004-10-12
CIK 1204326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal period ended June 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  333-102638

PHEAA Student Loan Trust I
(Exact name of registrant as specified in its charter)

Delaware	14-6223927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wachovia Bank of Delaware One Rodney Square, Suite 102 920 King Street Wilmington, Delaware	19801
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (302) 888-7528

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).          Yes  ☐     No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.

Not applicable.

This Annual Report on Form 10-K (the “Report”) is filed with respect to PHEAA Student Loan Trust I (the “Trust”).  Certain information in this Annual Report on Form 10-K is omitted pursuant to the request for no-action letter forwarded to the Office of Chief Counsel, Division of Corporation Finance, dated November 25, 1996, relating to Nellie Mae Education Funding, LLC, and the response of the SEC, dated December 20, 1996, to the no-action request (collectively, the “No-Action Request”).

PART I

Item 1.  Business.

Omitted pursuant to the No-Action Request.

Item 2.  Properties.

Reference is made to the Annual Statement attached hereto as Exhibit 99.1.

Item 3.  Legal Proceedings.

The Registrant knows of no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

Consents were obtained from the holders of the Trust’s Series 2003-1 Auction Rate Notes prior to the execution of a First Amendment to Indenture of Trust and First Supplemental Indenture of Trust dated as of June 30, 2004.  The form of such First Amendment was attached to the Trust's Current Report on Form 8-K filed on August 26, 2004 at Exhibit 4.1.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Each class of Notes is represented by one or more Notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

To the knowledge of the Registrant, there is no established public trading market for the Notes.

Item 6.  Selected Financial Data.

Omitted pursuant to the No-Action Request.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to the No-Action Request.

Item 8.  Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Request.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to the No-Action Request.

Item 11.  Executive Compensation.

Omitted pursuant to the No-Action Request.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The PHEAA Student Loan Foundation is the sole beneficial owner of the Trust.  The Registrant has no directors or officers.

Item 13.  Certain Relationships and Related Transactions.

None.  The Registrant has no class of equity securities outstanding and has no directors or officers.

Item 14.  Principal Accountant Fees and Services.

Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)       Financial Statements

Not Applicable.

(a)(2)       Financial Statement Schedules

Not Applicable.

(b)              Reports on Form 8-K filed during the last quarter

The Registrant filed current reports on Form 8-K on April 29, 2004, May 27, 2004, and June 28, 2004, each of which contained as exhibits the monthly distribution report of the Registrant for the preceding calendar month.

(c)           Exhibits

The following documents are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

31.1	Certification of Periodic Reports pursuant to Section 302 of the Sarbanes Oxley-Act of 2002

99.1	Annual Statement of PHEAA Student Loan Trust I for the Period Ended June 30, 2004

99.2	Annual Administrator’s Certificate

99.3	Independent Accountant’s Report regarding the Administrator

99.4	Annual Servicer’s Certificate

99.5	Independent Accountant’s Report regarding the Servicer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2004	PHEAA Student Loan Trust I

By Pennsylvania Higher Education Assistance Agency, as Administrator

	By	/s/ JAMES L. PRESTON
James L. Preston, Executive Vice President

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securityholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to securityholders subsequent to the filing of this report.  The Registrant has no outstanding equity securities.

Index of Exhibits

Exhibit Number	Description

31.1	Certification of Periodic Reports pursuant to Section 302 of the Sarbanes Oxley-Act of 2002

99.1	Annual Statement of PHEAA Student Loan Trust I for the Period Ended June 30, 2004

99.2	Annual Administrator’s Certificate

99.3	Independent Account’s Report regarding the Administrator

99.4	Annual Servicer’s Certificate

99.5	Independent Accountant’s Report regarding the Servicer