Form 10-K
period 2005-06-30
PHEAA STUDENT LOAN TRUST I
filed 2005-09-28
CIK 1204326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒                    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No  ☒

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

No matters were submitted to a vote of security holders during the period covered by this Report.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Omitted pursuant to Instruction 2 to Item 308 of Regulation S-K and Exchange Act Release 47986.

Item 9B.  Other Information.

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

Item 14.  Principal Accountant Fees and Services.

Not applicable.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements
Not Applicable.

(a)(2)	Financial Statement Schedules
Not Applicable.

(a)(3)	Exhibits.
The following documents are required under Item 601 of Regulation S-K and are filed as part of this Annual Report on Form 10-K. No documents are required as exhibits hereto under Item 15(c) below.

The following documents are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

33.1	Certification of Periodic Reports pursuant to Section 302 of the Sarbanes Oxley-Act of 2002

99.1	Annual Statement of PHEAA Student Loan Trust I for the Fiscal Year Ended June 30, 2005

99.2	Annual Administrator’s Certificate

99.3	Independent Accountant’s Report regarding the Administrator

99.4	Annual Servicer’s Certificate

99.5	Independent Accountant’s Report regarding the Servicer

(b)	Exhibits required under Item 601 of Regulation S-K.
Exhibits 33.1 through 99.5, listed above, are filed herewith.

(c)	Financial Statements required by Regulation S-X but excluded from the Annual Report to Shareholders.
Not Applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2005	PHEAA Student Loan Trust I

By Pennsylvania Higher Education Assistance Agency, as Servicer

	By:	/s/ JAMES L. PRESTON
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

Index of Exhibits

Exhibit Number	Description

33.1	Certification of Periodic Reports pursuant to Section 302 of the Sarbanes Oxley-Act of 2002

99.1	Annual Statement of PHEAA Student Loan Trust I for the Fiscal Year Ended June 30, 2005

99.2	Annual Administrator’s Certificate

99.3	Independent Account’s Report regarding the Administrator

99.4	Annual Servicer’s Certificate

99.5	Independent Accountant’s Report regarding the Servicer